Form 10-K
period 2002-12-31
MMCA AUTO RECEIVABLES TRUST II; MMCA AUTO OWNER TRUST 2002-5
filed 2003-03-31
CIK 1176369, 1186161

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

                                  (Mark One)

          X              Annual Report pursuant to Section 13 or 15(d)
     --------------      of the Securities Exchange Act of 1934
                         for the fiscal year ended December 31, 2002

                                or

     --------------      Transition Report pursuant to Section 13 or 15(d)
                         of the Securities Exchange Act of 1934
                         for the transition period from __________ to _________


                         MMCA Auto Owner Trust 2002-5
                      (Issuer with respect to the Notes)
                        MMCA Auto Receivables Trust II
                 (Originator of MMCA Auto Owner Trust 2002-5)
            (Exact Name of Registrant as Specified in its Charter)


                                   Delaware
          -----------------------------------------------------------
                (State or Other Jurisdiction of Incorporation)


       333-99539-01                                 41-2049902
------------------------------         ---------------------------------------
 (Commission File Number)                 (I.R.S. Employer Identification No.)


6363 Katella Avenue, Cypress, California                      90630-5205
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                (714) 236-1615
 -----------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                Not Applicable
------------------------------------------------------------------------------
         (Former Name or Former Address, if Changed Since Last Report)


Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:   NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

           Yes        X                     No        ___________

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

           Yes       X                     No        ___________

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the last practicable date: NONE

         Documents incorporated by reference: NONE


-------------------------------------------------------------------------------


PART I

Item 1.  Business

Not Applicable


Item 2.  Properties

         MMCA Auto Owner Trust 2002-5 (the "Trust") was formed on September 10, 2002 pursuant to a Trust Agreement between MMCA Auto Receivables Trust II, as depositor (the "Depositor"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). Pursuant to an Amended and Restated Trust Agreement, dated as of December 1, 2002, between the Depositor and the Owner Trustee, the Trust issued a certificate evidencing an interest in the trust property (the "Certificate"). The Certificate is held by the Depositor.

         Pursuant to an Indenture, dated as of December 1, 2002, between the Trust, as issuer, and Bank of Tokyo-Mitsubishi Trust Company, as indenture trustee (the "Indenture Trustee"), the Trust issued asset-backed notes consisting of $36,300,000 1.4100% Class A-1 Asset Backed Notes, $110,000,000 Floating Rate Class A-2 Asset Backed Notes, $89,000,000 Floating Rate Class A-3 Asset Backed Notes, $80,575,000 Floating Rate Class A-4 Asset Backed Notes, $17,271,000 Floating Rate Class B Asset Backed Notes and $24,376,000 Floating Rate Class C Asset Backed Notes (collectively, the "Notes"). The Notes were registered and publicly offered and sold.

         The assets of the Trust primarily include a pool of motor vehicle retail installment sale contracts originated by retailers and assigned to Mitsubishi Motors Credit of America, Inc. ("MMCA") and secured by new and used motor vehicles and sport-utility vehicles. The Trust's business activities include acquiring and holding the assets of the Trust and distributing payments on the Notes and the Certificate.

         Pursuant to a Sale and Servicing Agreement, dated as of December 1, 2002, among the Trust, the Depositor and MMCA, MMCA administers and services the Trust's pool of motor vehicle retail installment contacts.

         The following tables set forth the delinquency experience with respect to the level payments due each month on the Trust's motor vehicle retail installment sale contacts but does not include the delinquency experience with respect to balloon payments due at the end of the term of the Trust's contacts which provide for such payments. The period of delinquency is based on the number of days for which more than 10% of a level payment is contractually past due, and the delinquency rate as a percentage of the balance outstanding represents delinquent dollars as a percentage of dollars outstanding.


                                                                          December 31, 2002
                                                                 Contracts              Balance Outstanding
                                                                 ---------              -------------------
Delinquent Contracts:
--------------------
(i)   30-59 days                                                          122                  $2,749,017.93
(ii)  60-89 days                                                            4                     $85,637.94
(iii) 90 days or more                                                       0                          $0.00


                                                                             December 31, 2002
                                                           % of Contracts Outstanding        % of Balance Outstanding
                                                           --------------------------        ------------------------
Delinquency Rates:
-----------------
(i)  30-59 days delinquent                                                  0.71%                       0.66%
(ii)  60-89 days delinquent                                                 0.02%                       0.02%
(iii) 90 days or more delinquent                                            0.00%                       0.00%


         The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.


                                                                                 December 31, 2002
                                                                          Contracts                   Balance Outstanding
                                                                          ---------                   -------------------
Aggregate Net Losses                                                            0                             $0.00


Item 3.  Legal Proceedings

         There is nothing to report with regard to this item.


Item 4.  Submission of Matters to a Vote of Security Holders

         There is nothing to report with regard to this item.


PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

         The holder of record of all the Notes as of December 31, 2002 was Cede & Co., the nominee of The Depository Trust Company ("DTC") in the United States. An investor holding Notes is not entitled to receive a certificate representing such Notes except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of the Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers. The address of Cede & Co. is:

           Cede & Co.
           c/o The Depository Trust Company
           Seven Hanover Square
           New York, New York 10004

         The holder of record of the Certificate as of December 31, 2002 was the Depositor.


Item 6.  Selected Financial Data

         Not applicable.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not applicable.


Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

         Not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         There is nothing to report with regard to this item.


PART III

Item 10. Directors and Executive Officers of the Registrant

         Not applicable.


Item 11. Executive Compensation

         Not applicable.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         There is nothing to report with regard to this item.


Item 13. Certain Relationships and Related Transactions

         There is nothing to report with regard to this item.


Item 14. Controls and Procedures.

         Not applicable.


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)    1. Not applicable.
                2. Not applicable.
                3.  Exhibits:  99.1 Annual Statement as to Compliance
                               99.2 Annual Independent Public Accountant's
                                    Servicing Report and accompanying
                                    management report

         (b) Reports on Form 8-K.

         The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated December 20, 2002, January 29, 2003 and February 21, 2003.

         (c) See (a)(3) above.

         (d) Not applicable.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMCA AUTO OWNER TRUST 2002-5

By:    MMCA AUTO RECEIVABLES TRUST II


By:    /s/ Hideyuki Kitamura
       -----------------------------
       Name:  Hideyuki Kitamura
       Title: Secretary & Treasurer


MMCA AUTO RECEIVABLES TRUST II


By:   /s/ Hideyuki Kitamura
      -----------------------------
      Name:  Hideyuki Kitamura
      Title: Secretary & Treasurer


Date:      March 31, 2003


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         No annual report, proxy statement, form of proxy or other soliciting material has been sent to holders of the Notes during the period covered by this report and the Registrant does not intend to furnish such materials to holders of the Notes subsequent to the filing of this report.

Exhibit 99.1


                                                                March 31, 2003

Bank of Tokyo-Mitsubishi Trust Company
1251 Avenue of the Americas
New York, New York 10020
Attention: Corporate Trust Administration

Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: W. Chris Sponenberg

          Re:  2002 Annual Statement as to Compliance

Ladies and Gentlemen:

         Pursuant to Section 3.10 of the Sale and Servicing Agreement, dated as of December 1, 2002 (the "Sale and Servicing Agreement"), among MMCA Auto Owner Trust 2002-5 (the "Trust"), MMCA Auto Receivables Trust II and Mitsubishi Motors Credit of America, Inc. (the "Servicer"), I, Robert J. Costantino, duly elected President of Mitsubishi Motors Credit of America, Inc., hereby certify the following as of the date hereof:

         (1) I have reviewed the 2002 annual report on Form 10-K, and all reports on Form 8-K (collectively, the "reports") containing distribution or servicing reports filed in respect of periods included in the year covered by the 2002 annual report, of the Trust;

         (2) based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by the 2002 annual report;

         (3) based on my knowledge, the servicing information required to be provided to the trustee by the Servicer under the Sale and Servicing Agreement for inclusion in the reports is included in the reports;

         (4) I am responsible for reviewing the activities performed by the Servicer under the Sale and Servicing Agreement, and based upon my knowledge and the annual compliance review required under the Sale and Servicing Agreement, and except as disclosed in the reports, the Servicer has fulfilled its obligations under the Sale and Servicing Agreement during the period from January 1, 2002 through December 31, 2002; and

         (5) the reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Sale and Servicing Agreement, that is included in the reports.


Sincerely,

MITSUBISHI MOTORS CREDIT OF AMERICA, INC.


By:        /s/ Robert J. Costantino
           ---------------------------------
           Name:  Robert J. Costantino
           Title: President

Exhibit 99.2


                Report on Management's Assertion on Compliance
          with Selected Minimum Servicing Standards Set Forth in the
            Uniform Single Attestation Program for Mortgage Bankers

                       Report of Independent Accountants

Board of Directors and Shareholder
Mitsubishi Motors Credit of America, Inc.

         We have examined management's assertion, included in the accompanying report titled Report of Management, that Mitsubishi Motors Credit of America, Inc. (MMCA), a wholly owned subsidiary of Mitsubishi Motor Sales of America, Inc. (MMSA), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards I.4, III.3, III.4, V.2, V.3, and V.4 related to escrow accounts, tax and insurance payments, and adjustable rate loans, which are not applicable to servicing automobile loans, during the year ended December 31, 2002. Management is responsible for MMCA's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about MMCA's compliance based on our examination.

         Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about MMCA's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on MMCA's compliance with specified requirements.

         In our opinion, management's assertion, that MMCA complied with the aforementioned requirements during the year ended December 31, 2002, is fairly stated, in all material respects.

         This report is intended solely for the information and use of the Board of Directors, MMSA, management, and investors in assets serviced by MMCA and is not intended to be and should not be used by anyone other than these specified parties. However, this report accompanied by the related management's assertion may be a matter of public record as a result of being included as an exhibit to the annual reports on Form 10-K of various securitization trusts for which MMCA acts as a servicer and its distribution is not limited.


           /s/ Ernst & Young LLP


Los Angeles, California
January 24, 2003

      Management's Assertion on Compliance with Minimum Servicing Standards
                                Set Forth in the
             Uniform Single Attestation Program for Mortgage Bankers

                              Report of Management

We, as members of management of Mitsubishi Motors Credit of America, Inc.
(MMCA), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except for minimum servicing standards I.4, III.3, III.4, V.2, V.3, and V.4 which relate to escrow accounts, tax and insurance payments, and adjustable rate loans and which are inapplicable to servicing automobile loans. We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of MMCA's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2002, MMCA complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, MMCA had in effect a fidelity bond in the amount of $1 million.



January 24, 2003


/s/ Akinobu Saito                            /s/ Steven Grimaldi
----------------------------------------     ---------------------------------
Akinobu Saito, Executive Vice President      Steven Grimaldi,
and Chief Financial Officer                  Controller


/s/ Robert Costantino                        /s/ Greg Stiff
----------------------------------------     ---------------------------------
Robert Costantino,                           Greg Stiff,
President and Chief Executive Officer        Director, Collections and
                                             Operational Accounting

/s/ Hideyuki Kitamura
----------------------------------------
Hideyuki Kitamura,
Executive Vice President and Treasurer