Form 10-K
period 2002-12-31
MMCA AUTO RECEIVABLES TRUST II; MMCA AUTO OWNER TRUST 2002-4
filed 2003-03-31
CIK 1176369, 1181591

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K

                                  (Mark One)

          X                    Annual Report pursuant to Section 13 or 15(d)
    -----------------   of the Securities Exchange Act of 1934
                        for the fiscal year ended December 31, 2002

                               or

    -----------------   Transition Report pursuant to Section 13 or 15(d)
                        of the Securities Exchange Act of 1934
                        for the transition period from __________ to __________


                         MMCA Auto Owner Trust 2002-4
                      (Issuer with respect to the Notes)
                        MMCA Auto Receivables Trust II
                 (Originator of MMCA Auto Owner Trust 2002-4)
            (Exact Name of Registrant as Specified in its Charter)


                                   Delaware
------------------------------------------------------------------------------
                (State or Other Jurisdiction of Incorporation)


     333-98555-01                                        41-2049902
------------------------------         ----------------------------------------
 (Commission File Number)                  (I.R.S. Employer Identification No.)


6363 Katella Avenue, Cypress, California                      90630-5205
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                      (Zip Code)


                                (714) 236-1615
 -----------------------------------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


                                Not Applicable
-----------------------------------------------------------------------------
         (Former Name or Former Address, if Changed Since Last Report)


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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

         Indicate the number of shares outstanding of the registrant's classes of common stock, as of the last practicable date: NONE

         Documents incorporated by reference: NONE

-------------------------------------------------------------------------------


PART I

Item 1.  Business

Not Applicable


Item 2.  Properties

         MMCA Auto Owner Trust 2002-4 (the "Trust") was formed on August 20, 2002 pursuant to a Trust Agreement between MMCA Auto Receivables Trust II, as depositor (the "Depositor"), and Wilmington Trust Company, as owner trustee (the "Owner Trustee"). Pursuant to an Amended and Restated Trust Agreement, dated as of October 1, 2002, between the Depositor and the Owner Trustee, the Trust issued a certificate evidencing an interest in the trust property (the "Certificate"). The Certificate is held by the Depositor.

         Pursuant to an Indenture, dated as of October 1, 2002, between the Trust, as issuer, and Bank of Tokyo-Mitsubishi Trust Company, as indenture trustee (the "Indenture Trustee"), the Trust issued asset-backed notes consisting of $66,300,000 1.76375% Class A-1 Asset Backed Notes, $230,000,000 1.92% Class A-2 Asset Backed Notes, $200,000,000 2.55% Class A-3 Asset Backed Notes, $173,500,000 3.05% Class A-4 Asset Backed Notes, $65,298,000 3.82%
Class B Asset Backed Notes and $35,808,000 4.56% Class C Asset Backed Notes (collectively, the "Notes"). The Notes were registered and publicly offered and sold.

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

         Pursuant to a Sale and Servicing Agreement, dated as of October 1, 2002, among the Trust, the Depositor and MMCA, MMCA administers and services the Trust's pool of motor vehicle retail installment contacts.

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


                                                                               December 31, 2002
                                                                  Contracts                   Balance Outstanding
                                                                  ---------                   -------------------
Delinquent Contracts:
--------------------
(i)  30-59 days                                                            527                    $12,037,463.00
(ii)  60-89 days                                                           161                     $3,604,973.87
(iii) 90 days or more                                                       56                     $1,222,388.91

                                                                               December 31, 2002
                                                          % of Contracts Outstanding        % of Balance Outstanding
                                                          --------------------------        ------------------------
Delinquency Rates:
-----------------
(i)  30-59 days delinquent                                                  1.52%                       1.45%
(ii)  60-89 days delinquent                                                 0.46%                       0.43%
(iii) 90 days or more delinquent                                            0.16%                       0.15%


         The following table sets forth the net loss experience with respect to the payments due each month on the Trust's motor vehicle retail installment sale contracts, including contracts that provide for balloon payments at the end of the terms of such contracts.


                                                                       December 31, 2002
                                                              Contracts                   Balance Outstanding
                                                              ---------                   -------------------
Aggregate Net Losses                                              10                          $153,405.56



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

         (b) Reports on Form 8-K.

         The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated October 22, 2002, November 27, 2002, December 12, 2002, December 19, 2002, January 29, 2003 and February 21, 2003.

         (c) See (a)(3) above.

         (d) Not applicable.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MMCA AUTO OWNER TRUST 2002-4

By:    MMCA AUTO RECEIVABLES TRUST II


By:    /s/ Hideyuki Kitamura
       ----------------------------------
       Name:  Hideyuki Kitamura
       Title: Secretary & Treasurer


MMCA AUTO RECEIVABLES TRUST II


By:   /s/ Hideyuki Kitamura
      ------------------------------------
      Name:  Hideyuki Kitamura
      Title: Secretary & Treasurer


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


                                                                March 31, 2003

Bank of Tokyo-Mitsubishi Trust Company
1251 Avenue of the Americas
New York, New York 10020
Attention: Corporate Trust Administration

Wilmington Trust Company
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: W. Chris Sponenberg

           Re:   2002 Annual Statement as to Compliance

Ladies and Gentlemen:

         Pursuant to Section 3.10 of the Sale and Servicing Agreement, dated as of October 1, 2002 (the "Sale and Servicing Agreement"), among MMCA Auto Owner Trust 2002-4 (the "Trust"), MMCA Auto Receivables Trust II and Mitsubishi Motors Credit of America, Inc. (the "Servicer"), I, Robert J. Costantino, duly elected President of Mitsubishi Motors Credit of America, Inc., hereby certify the following as of the date hereof:

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


Sincerely,

MITSUBISHI MOTORS CREDIT OF AMERICA, INC.


By:    /s/ Robert J. Costantino
       ------------------------------------
       Name:  Robert J. Costantino
       Title: President

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